Form 10-K
period 2003-12-31
GREENPOINT MORT SEC INC MORT BACK PS THR CERTS SER 2003-1
filed 2004-03-29
CIK 1261861

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-K

[X]      Annual  report  pursuant  to  Section  13 or  15(d)  of the Securities
         Exchange   Act  of  1934   for the fiscal year ended December 31, 2003

[  ]     Transition report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934 for the transition period from   to


                        Commission File Number 333-83605-01

                        GREENPOINT MORTGAGE SECURITIES INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                            68-0397342
(State or other jurisdiction of                           I.R.S. Employer
incorporation or organization)                            Identification No.)

1761 East St. Andrew Pl.
Santa Ana, CA                                                   92705
(Address of Principal Executive Offices)                      (Zip Code)

       Registrant's telephone number, including area code :(714) 247-6255

                GREENPOINT MORTGAGE SECURITIES, INC.,
Greenpoint Mortgage-Backed Pass-Through Certificates, Series 2003-1
       (Title of each class of securities covered by this Form)

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes No [X]

Documents incorporated by reference:  None

GREENPOINT MORTGAGE SECURITIES, INC.,
GREENPOINT MORTGAGE-BACKED PASS-THROUGH CERTIFICATES, SERIES 2003-1
-------------------------------------------------------------------

PART I

Item 1.  Business

         Omitted.

Item 2.  Properties

         Omitted.

Item 3.  Legal Proceedings

The Registrant is not aware of any material legal proceeding with respect to, the Company, the Master Servicer, the Servicers, the Trust Administrator or the Trustee, in each case if applicable, as related to the Trust.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote or consent of Holders of the Offered Certificates during the fiscal year covered by this report.


PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The Trust does not issue stock. There is currently no established secondary market for the Certificates. As of December 31, 2003, the number of holders of each Class of Offered Certificates was 7.


Item 6.  Selected Financial Data

         Omitted.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Omitted.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

         Not Applicable

Item 8.  Financial Statements and Supplementary Data

         Omitted.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There was no change of accountants or disagreement with accountants on any matter of accounting principles or practices or financial disclosure.

Item 9a. Controls and Procedures

         Not Applicable

PART III

Item 10. Directors and Executive Officers of the Registrant

         Omitted.

Item 11. Executive Compensation

         Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         Omitted.


Item 13. Certain Relationships and Related Transactions

        No reportable transactions have occurred.

Item 14. Principal Accounting Fees and Services

         Not applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this report:

    (1) Financial Statements:
         Omitted.

    (2)  Financial Statement Schedules:
         Omitted.

    (3)  Exhibits:

   Annual Independent Accountants' Servicing Report, filed as Exhibit 99.1 hereto.

   Annual Servicer's  Statement of  Compliance,  filed as Exhibit 99.2, hereto.

(b) Reports on Form 8-K: The following Current Reports on Form 8-K were filed by the Registrant during the last quarter of 2003.

      Current Reports on Form 8-K, dated October 27, 2003, November 25, 2003, and December 26, 2003, were filed for the purpose of filing the Monthly Statement sent to the Holders of the Offered Certificates for payments made on the same dates. The items reported in such Current Report were Item 5 and Item 7.

(c)   Exhibits to this report are listed in Item (15)(a)(3) above.

(d) Not applicable.

Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003

GREENPOINT MORTGAGE SECURITIES, INC.,
GREENPOINT MORTGAGE-BACKED PASS-THROUGH CERTIFICATES, SERIES 2003-1
--------------------------------------------------------------

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    GREENPOINT MORTGAGE SECURITIES, INC.



Date:  March 29, 2004               By:  /S/ Roy Briggs III
                                    -----------------------------
                                    Name:  Roy Briggs III
                                    Title: Vice President

                        CERTIFICATION

         Re: Greenpoint Mortgage Securities, Inc.,
             Greenpoint Mortgage-Backed Pass-Through Certificates, Series 2003-1

                  I, Roy Briggs III, certify that:

     1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution and servicing reports filed in respect of periods included in the year covered by this annual report, of Greenpoint Mortgage-Backed Pass-Through Certificates, Series 2003-1 (the "Trust");

     2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

     3. Based on my knowledge, the distribution information required to be prepared by the Trust Administrator based upon the servicing information required to be provided by each Servicer and the Master Servicer under the Pooling and Servicing Agreement is included in these reports;

     4. I am responsible for reviewing the activities performed by the servicer under the pooling and servicing, or similar, agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under that agreement; and

     5. The reports disclose all significant deficiencies relating to each Servicer's and the Master Servicer's compliance with the minimum servicing standards based, in each case, upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar standard as set forth in the Pooling and Servicing Agreement, that is included in these reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: GreenPoint Mortgage
Funding, Inc., as seller and master servicer, and JPMorgan Chase Bank, as trustee.

Dated:  March 29, 2004


By:  /s/ Roy Briggs III
   ----------------------------------
Name:  Roy Briggs III
Title: Vice President

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

The registrant has not sent an annual report or proxy material to its security holders. The registrant will not be sending an annual report or proxy material to its security holders subsequent to the filing of this form.

                                 EXHIBIT INDEX

Exhibit     Description

99.1    Annual Independent Accountants' Servicing Report

        a) GreenPoint Mortgage Funding, Inc., as Master Servicer

99.2    Annual Servicer's Statement of Compliance

        a) GreenPoint Mortgage Funding, Inc., as Master Servicer

EXHIBIT 99.1 - Annual Independent Accountants' Servicing Report


GreenPoint Mortgage Funding, Inc.
---------------------------------

PricewaterhouseCoopers, LLP
350 S. Grand Avenue
Los Angeles, CA  90071
Telephone:  (213) 236 3000


REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of GreenPoint Financial Corporation:

     We have examined management's assertion about GreenPoint Financial Corporation and its subsidiaries, including GreenPoint Mortgage Funding, Inc.(the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2003 included in the accompanying management assertion (see Exhibit 1). Management is responsible for the Company's compliance with the Standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

     Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing other such procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

     In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2003 is fairly stated, in all material respects.


By:  /s/PricewaterhouseCoopers, LLC
------------------------------------
PricewaterhouseCoopers, LLC

March 25, 2004


EXHIBIT I



                        Management's Asserton Regarding Compliance
                           With Minimum Servicing Standards

     As of and for the year ended December 31, 2003, GreenPoint Mortgage Funding, inc. (the "Company"), a wholly-owned subsidiary of GreenPoint Bank, has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers.

     As of and for this same period, GreenPoint Bank maintained on behalf of the Company,error and omissions and employee fidelity bond insurance policies policy in the amount of $20,000,000 and $50,000,000, respectively.

March 25, 2004


By: /s/ Becky Poisson
-----------------------
Becky Poisson
Executive Vice President of
Operations and Technology



By: /s/ Nathan Hieter
-----------------------
Nathan Hieter
Controller



By: /s/ David Petrini
-----------------------
David Petrini
Chief Financial Officer



By: /s/ S. A. Ibrahim
-----------------------
S. A. Ibrahim
Chief Executive Officer

EXHIBIT 99.2 - Annual Servicer's Statement of Compliance


FORM OF CERTIFICATION TO BE
PROVIDED TO THE SPONSOR BY THE MASTER SERVICER
PURSUANT TO SECTION 3.17(d)

Re:  GreenPoint Mortgage Securities, Inc.
     GreenPoint Mortgage-Backed Pass-through Certificates, Series 2003-1

I, Roy Briggs III, a Vice President of Greenpoint Mortgage Funding Inc., as Master Servicer, hereby certify to GreenPoint Mortgage Securities, Inc., (the "Sponsor"), and its officers, directors and affiliates, and with the knowledge and intent that they will reliy upon this certification, that:

1. I am responsible for reviewing the activities performed by the Master Servicer under the Pooling and Servicing Agreement and based upon the review required under the Pooling and Servicing Agreement, and except as disclosed in the report, the Master Servicer has fulfilled its obligations under the servicing agreement;

2. The Master Servicer has disclosed to its certified public accountants all significant deficiencies relating to the servicer's compliance with the minimum servicing standards in accordance with a review conducted in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar standard as set forth in the Pooling and Servicing Agreement; and

3. Based on my knowledge, the servicing information required to be provided by the Master Servicer under the Pooling and Servicing Agreement has been provided to the trustee.


Date:  March 29, 2004                   Greenpoint Mortgage Funding, Inc.
       ----------------                 as Master Servicer


                                        By:  /s/ Roy Briggs III
                                        ----------------------------------
                                        Name:  Roy Briggs III
                                        Title: Vice President